Form 10QSB
period 2007-03-31
Plaza Resources Inc.
filed 2007-05-15
CIK 1350599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

❑ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number:  333-139426

PLAZA RESOURCES INC.

(Exact name of registrant as specified on its charter)

NEVADA	20-3629431
(State or other jurisdiction of	(IRS. Employer
incorporation or organization)	Identification No.)

3830 8th Street SW
Calgary, AB Canada	T2T 3A9
(Name and address of principal executive offices)	(Zip Code)

(403) 630-3830

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes ☒  No❑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ❑

2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be field by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ❑   No ❑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date:

10,030,000 shares issued and outstanding as of May 14, 2007

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

Plaza Resources Inc.
(An Exploration Stage Company)

March 31, 2007

Index

Balance Sheets F-1

Statements of Operations F-2

Statements of Cash Flows F-3

Notes to the Financial Statements F-4

Plaza Resources Inc.
(An Exploration Stage Company)
Balance Sheet
(Expressed in US dollars)

	March 31, 2007 $ (Unaudited)	September 30, 2006 $
ASSETS		
Current Assets		
Cash	17,337	37,036
Prepaid expenses	500	5,000
Due from related party (Note 3 (b))	12	12
Total Assets	17,849	42,048
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable	3,432	–
Accrued liabilities	1,339	200
Total Liabilities	4,771	200
Contingencies (Note 1)		
Stockholders' Equity		
Common Stock, 100,000,000 shares authorized, $0.001 par value 10,030,000 shares issued and outstanding	10,030	10,030
Additional Paid-in Capital	62,470	62,470
Donated Capital (Note 3(a))	16,500	12,000
Deficit Accumulated During the Exploration Stage	(75,922)	(42,652)
Total Stockholders' Equity	13,078	41,848
Total Liabilities and Stockholders' Equity	17,849	42,048

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)
Statement of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception) to March 31, 2007 $	For the Three Months Ended March 31, 2007 $	For the Three Months Ended March 31, 2006 $	For the Six Months Ended March 31, 2007 $	From October 6, 2005 (Date of Inception) To March 31, 2006 $
Revenue	–	–	–	–	–
Expenses					
General and administrative (Note 3)	27,374	5,820	3,418	12,175	6,437
Impairment of mineral property costs (Note 4)	7,500	–	7,500	–	7,500
Professional fees	41,048	9,598	–	21,095	461
Total Expenses	75,922	15,418	10,918	33,270	14,398
Net Loss	(75,922)	(15,418)	(10,918)	(33,270)	(14,398)
Net Loss Per Share – Basic and Diluted		–	–	–	–
Weighted Average Shares Outstanding		10,030,000	5,000,000	10,030,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception) to March 31, 2007 $	For the Six Months Ended March 31, 2007 $	From October 6, 2005 (Date of Inception) to March 31, 2006 $
Operating Activities			
Net loss for the period	(75,922)	(33,270)	(14,398)
Adjustments to reconcile net loss to net cash used in operating activities:			
Donated services and expenses	16,500	4,500	6,000
Impairment of mineral property	7,500	–	7,500
Changes in operating assets and liabilities			
Prepaid expenses	(500)	4,500	–
Accounts payable	3,432	3,432	–
Accrued liabilities	1,339	1,139	–
Due from related party	(12)	–	(12)
Net Cash Used in Operating Activities	(47,663)	(19,699)	(910)
Investing Activities			
Acquisition of mineral property	(7,500)	–	(7,500)
Net Cash Used in Investing Activities	(7,500)	–	(7,500)
Financing Activities			
Proceeds from common stock subscribed	–	–	6,500
Proceeds from issuance of common stock	72,500	–	5,000
Net Cash Provided by Financing Activities	72,500	–	11,500
Increase (Decrease) In Cash and Cash Equivalents	17,337	(19,699)	3,090
Cash and Cash Equivalents - Beginning of Period	–	37,036	–
Cash and Cash Equivalents - End of Period	17,337	17,337	3,090
Supplemental Disclosures			
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007 (Unaudited)

1. Exploration Stage Company

The Company was incorporated in the State of Nevada on October 6, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No.7 "*Accounting and Reporting for Development Stage Enterprises*". The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2007, the Company has accumulated losses of $75,922 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 12, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission to register 4,040,000 shares of common stock for sale by the existing shareholders of the Company at $0.30 per share for gross proceeds of $1,212,000.

2. Summary of Significant Accounting Policies

a) Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is September 30.

b) Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c) Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d) Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "*Earnings per Share*". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007 (Unaudited)

2. Summary of Significant Accounting Policies (continued)

e) Comprehensive Loss

SFAS No. 130, "*Reporting Comprehensive Income*," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2007 and September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f) Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g) Mineral Property Costs

The Company has been in the exploration stage since its inception on October 6, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "*Whether Mineral Rights Are Tangible or Intangible Assets*". The Company assesses the carrying costs for impairment under SFAS 144, "*Accounting for Impairment or Disposal of Long Lived Assets*" at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

h) Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i) Financial Instruments

The fair value of financial instruments, which include cash, due from a related party, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company's operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j) Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "*Accounting for Income Taxes*" as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007 (Unaudited)

2. Summary of Significant Accounting Policies (continued)

k) Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "*Foreign Currency Translation*", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l) Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R "*Share Based Payments*", using the fair value method. The Company had not issued any stock options and had no unvested share based payments prior to March 1, 2006. Accordingly, there was no effect on the Company's reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

m) Recent Accounting Pronouncements

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007 (Unaudited)

2. Summary of Significant Accounting Policies (continued)

m) Recent Accounting Pronouncements (continued)

3. Related Party Transactions

a) During the six month period ended March 31, 2007, the Company recognized a total of $3,000 (2006 - $3,000) for donated services at $500 per month and $1,500 (2006 - $3,000) for donated rent at $500 per month provided by the President of the Company. During the six month period ended March 31, 2007, the Company paid $3,000 of rent and the Company ceased to recognize donated rent starting January 1, 2007.

b) At March 31, 2007, the Company is owed $12 by a Director of the Company, which is unsecured, non-interest bearing and has no repayment terms.

c) On October 6, 2005, the Company issued 2,500,000 shares of common stock to the President of the Company and 2,500,000 shares of common stock to a Director of the Company in consideration for cash proceeds of $5,000.

4. Mineral Properties

On February 15, 2006, the Company acquired a 100% interest in a mineral claim located in Harrison Lake, British Columbia, Canada, in consideration for $7,500, subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty. The Net Smelter Royalty can be reduced by 1.5% for $1,000,000 within 12 months from commencement of commercial production. Advance royalties of $25,000 shall be paid annually commencing 36 months from the date of the agreement. The cost of the mineral property of $7,500 was initially capitalized. During the year ended September 30, 2006, the Company recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property.

Item 2

Plan of Operations

The following discussion and analysis explains the major factors affecting our financial condition.  We are a start-up, exploration-stage company and have not yet generated or realized any revenues from our business operations.  We must raise cash in order to implement our plan and stay in business.

Our plan of operations is to conduct mineral exploration activities on the Ruby Creek Claim in order to assess whether it possesses a commercially exploitable mineral deposit.  We have not, nor has any predecessor, identified any commercially exploitable reserves of minerals on the Ruby Creek Claim.  We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on the Ruby Creek Claim.

At this time we are uncertain of the number of mineral exploration phases we will have to conduct before concluding that there are, or are not, commercially viable minerals on the Ruby Creek Claim.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by issuance of additional equity shares.

We expect that the field work phase of our initial two-phase exploration program will be concluded by the spring of 2007.  Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases.  In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed.  This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.  Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Ruby Creek Claim, we intend to seek out and acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in the early summer of 2007 and we would expect our consulting geologist’s report by late summer of 2007. We have retained Nicholson & Associates Natural Resources Development Inc. (from whom we acquired the Ruby Creek Claim), to conduct the mineral exploration program under industry standards.

Should the Company not have sufficient funds to carry out the two phase program without raising additional capital our directors have agreed to cover any short-fall in costs.

If warranted, we would require additional financing to carry out a Phase III program on the Ruby Creek Claim and, based on the results of Phase III, any follow-up exploration programs. It is anticipated that we will raise the required monies through further private or public offerings.  The details of Phases I and II of the program are set out below:

Note: We have used Canadian/US Dollar exchange rate of 1.1151

Budget – Phase I

			US$	Cdn$
1	Senior geologist	4 days @ $445 (Cdn$500)/day	1794	2,000
2	One geotechnician	4 days @ $222 (Cdn.$250)/day	897	1,000
3	Equipment rental	4 wheel drive vehicle 4 days @ $85 (Cdn.$100)/day	305	340
4	Food, fuel and supplies		717	800
5	Assays	15 @ $17.80 (Cdn$20) each	269	300
6	Report and Filing Fees		502	560
Total:			4,484	5,000

Budget – Phase II

	US$	Cdn$
1. Follow-up geochemical and detailed geology sampling	2690	3,000
2. Assays 75 @ $17.80 (Cdn$20) per assay	1345	1,500
3. Contingency	449	500
Total:	4,484	5,000

The total budget for Phases I and II is estimated at $8,968 (Cdn$10,000).

 Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of March 31, 2007 we have incurred a total of $7,500 in acquisition costs for the Ruby Creek Claim.

Results of Operations

We did not earn any revenues during the three months ended March 31, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $15,418 for the three months ended March 31, 2007, which included professional fees of $9,598 and general and administrative expenses of $5,820.

We incurred a loss in the amount of $15,418 for the three months ended March 31, 2007.

We incurred operating expenses in the amount of $33,270 for the six month period ended March 31, 2007, which included professional fees of $21,095 and general and administrative expenses of $12,175.

We incurred a loss in the amount of $33,270 for the six month period ended March 31, 2007.

One of our directors provides management services to the Company valued at $1,500 per quarter.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance.  We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares.  We will need to raise additional capital to fund normal operating costs and exploration efforts.  If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern.  Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at March 31, 2007, we had cash of $17,337 and an accumulated deficit of $75,922.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative an qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”.  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

Forward-Looking Statements

Our plan of operations includes a number of forward looking statements that reflect management’s current views with respect to future events and financial performance.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this Report and in our other filings with the Securities and Exchange Commission.  Important factors currently known to management could cause actual results to differ materially from those in forward-looking statements.  We undertake no obligation to update or review forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time.  We believe that management’s assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions.

Item 3.

Controls and Procedures

Based on their most recent review, which was completed within 90 days prior to the filing of this Report, the Company’s president, secretary and treasurer, has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its president, secretary and treasurer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  There are no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

Items 1 to 5.

Not applicable.

Item 6.

Exhibits

(a)

Exhibits

31.1

Certification of the President, Secretary and Treasurer pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1

Certification of the President, Secretary and Treasurer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2007

PLAZA RESOURCES INC.

By//s// “James MacPherson” //s//

James MacPherson

President (Principal Executive and Principal Financial Officer)

By//s// “Gavin H Roy” //s//

Gavin H Roy

Secretary, Treasurer (Principal Accounting Officer) and Director

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, James MacPherson, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Plaza Resources Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to aversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated:  May 14, 2007

By:

//s// “James MacPherson”

James MacPherson

President (Principal Executive and Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Gavin H Roy, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Plaza Resources Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to aversely affect the small business issuer’s ability to record, process, summarize and report financial data; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal controls over financial reporting.

Dated:  May 14, 2007

By:

//s// “Gavin H Roy”

Gavin H Roy

Secretary, Treasurer (Principal Accounting Officer) and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Plaza Resources Inc. (the “Company”) on Form 10-QSB for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James MacPherson, President (Principal Executive and Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 14, 2007

By:

//s// “James MacPherson”

James MacPherson

President (Principal Executive and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Plaza Resources Inc. (the “Company”) on Form 10-QSB for the three months ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gavin H Roy, Secretary, Treasurer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 14, 2007

By:

//s// “Gavin H Roy”

Gavin H Roy

Secretary, Treasurer (Principal Accounting Officer) and Director