Form 10QSB
period 2007-06-30
Plaza Resources Inc.
filed 2007-08-15
CIK 1350599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

10,030,000 shares issued and outstanding as of August 14, 2007

1

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

2

Plaza Resources Inc.

(An Exploration Stage Company)

June 30, 2007

Index

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Cash Flows

F-3

Notes to the Financial Statements

F-4

Plaza Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	June 30, 2007 $	September 30, 2006 $
	(Unaudited)
ASSETS

Current Assets

Cash	4,683	37,036
Prepaid expenses	1,500	5,000
Due from related party (Note 3 (b))	12	12

Total Assets	6,195	42,048

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	7,453	–
Accrued liabilities	1,000	200

Total Liabilities	8,453	200

Contingencies (Note 1)

Stockholders’ (Deficit) Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value 10,030,000 shares issued and outstanding	10,030	10,030

Additional Paid-in Capital	62,470	62,470

Donated Capital (Note 3(a))	18,000	12,000

Deficit Accumulated During the Exploration Stage	(92,758)	(42,652)

Total Stockholders’ (Deficit) Equity	(2,258)	41,848

Total Liabilities and Stockholders’ (Deficit) Equity	6,195	42,048

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	From October 6, 2005 (Date of Inception)
	to June 30,	June 30,	June 30,	June 30,	To June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3)	32,060	4,686	3,809	16,861	10,246
Impairment of mineral property costs (Note 4)	7,500	–	–	–	7,500
Mineral property costs	48	48	–	48	–
Professional fees	53,150	12,102	11,339	33,197	11,800

Total Expenses	92,758	16,836	15,148	50,106	29,546

Net Loss	(92,758)	(16,836)	(15,148)	(50,106)	(29,546)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		10,030,000	6,648,000	10,030,000	9,438,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception) to June 30,	For the Nine Months Ended June 30,	From October 6, 2005 (Date of Inception) to June 30,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(92,758)	(50,106)	(29,546)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and expenses	18,000	6,000	9,000
Impairment of mineral property	7,500	–	7,500

Changes in operating assets and liabilities:

Prepaid expenses	(1,500)	3,500	–
Accounts payable	7,453	7,453	–
Accrued liabilities	1,000	800	–
Due from related party	(12)	–	(12)

Net Cash Used in Operating Activities	(60,317)	(32,353)	(13,058)

Investing Activities

Acquisition of mineral property	(7,500)	–	(7,500)

Net Cash Used in Investing Activities	(7,500)	–	(7,500)

Financing Activities

Proceeds from common stock subscribed	–	–	7,500
Proceeds from issuance of common stock	72,500	–	65,000

Net Cash Provided by Financing Activities	72,500	–	72,500

Increase (Decrease) In Cash	4,683	(32,353)	51,942

Cash - Beginning of Period	–	37,036	–

Cash - End of Period	4,683	4,683	51,942

Supplemental Disclosures

Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

1.

Exploration Stage Company

The Company was incorporated in the State of Nevada on October 6, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2007, the Company has accumulated losses of $92,758 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 12, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission to register 4,040,000 shares of common stock for sale by the existing shareholders of the Company at $0.30 per share for gross proceeds of $1,212,000.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)

Interim Financial Statements

The interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)

Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to donated services and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

2.

Summary of Significant Accounting Policies (continued)

e)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2007 and September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)

Mineral Property Costs

The Company has been in the exploration stage since its inception on October 6, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 “Whether Mineral Rights Are Tangible or Intangible Assets” when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.  In the event that a mineral property is acquired through the issuance of the Company’s shares, the mineral property will be recorded at the fair value of the respective property or the fair value of common shares, whichever is more readily determinable.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares.  Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis.  Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards.  Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

h)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

2.

Summary of Significant Accounting Policies (continued)

h)

Long-Lived Assets (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

i)

Financial Instruments

The fair value of financial instruments, which include cash, due from a related party, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

j)

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

k)

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

l)

Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.  The Company had not issued any stock options and had no unvested share based payments prior to March 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

m)

Recently Issued Accounting Pronouncements

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

2.

Summary of Significant Accounting Policies (continued)

m)

Recently Issued Accounting Pronouncements (continued)

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

n)

Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

1.

Summary of Significant Accounting Principles (continued)

n)

Recently Adopted Accounting Pronouncements (continued)

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

3.

Related Party Transactions

a)

During the nine month period ended June 30, 2007, the Company recognized a total of $4,500 (2006 - $4,500) for donated services at $500 per month and $1,500 (2006 - $4,500) for donated rent at $500 per month provided by the President of the Company. The Company ceased to recognize donated rent starting January 1, 2007 and incurred an additional $4,500 of rent expense for the nine month period ended June 30, 2007.

b)

At June 30, 2007, the Company is owed $12 by a Director of the Company, which is unsecured, non-interest bearing and has no repayment terms.

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

We expect that the field work phase of our initial two-phase exploration program will be concluded by the summer of 2007.  Once we receive the results of our initial exploration program, our board of directors, in consultation with our consulting geologist, will assess whether to proceed to any further exploration phases.  In making this determination to proceed, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed.  This determination will include an assessment of our cash reserves after completion of the initial phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.  Should the results of our initial exploration program prove not to be sufficiently positive to proceed with further exploration on the Ruby Creek Claim, we intend to seek out and acquire other mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities.

Should a follow-up exploration program be undertaken, it would likely commence in the late summer of 2007 and we would expect our consulting geologist’s report by the fall of 2007. We have retained Nicholson & Associates Natural Resources Development Inc. (from whom we acquired the Ruby Creek Claim), to conduct the mineral exploration program under industry standards.

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

 Since we are in the exploration stage of our business plan, we have not yet earned any revenues from our planned operations.  As of June 30, 2007 we have incurred a total of $7,500 in acquisition costs for the Ruby Creek Claim.

Results of Operations

We did not earn any revenues during the three months ended June 30, 2007.  We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property.  We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $16,836 for the three months ended June 30, 2007, which included professional fees of $12,102, general and administrative expenses of $4,686 and mineral property costs of $48.

We incurred a loss in the amount of $16,836 for the three months ended June 30, 2007.

We incurred operating expenses in the amount of $50,106 for the nine month period ended June 30, 2007, which included professional fees of $33,197, general and administrative expenses of $16,861 and mineral property costs of $48.

We incurred a loss in the amount of $50,106 for the nine month period ended June 30, 2007.

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

As at June 30, 2007, we had cash of $4,683 and an accumulated deficit of $92,758.

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

(b)

Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2007

PLAZA RESOURCES INC.

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

Dated:  August 14, 2007

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

Dated:  August 14, 2007

By:

//s// “Gavin H Roy”

Gavin H Roy

Secretary, Treasurer (Principal Accounting Officer) and Director

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Plaza Resources Inc. (the “Company”) on Form 10-QSB for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James MacPherson, President (Principal Executive and Principal Financial Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2007

By:

//s// “James MacPherson”

James MacPherson

President (Principal Executive and Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARABANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Plaza Resources Inc. (the “Company”) on Form 10-QSB for the three months ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Gavin H Roy, Secretary, Treasurer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) and 15(d) of the Securities and Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 14, 2007

By:

//s// “Gavin H Roy”

Gavin H Roy

Secretary, Treasurer (Principal Accounting Officer) and Director