Form 10KSB
period 2007-09-30
Plaza Resources Inc.
filed 2008-01-14
CIK 1350599

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-52516

PLAZA RESOURCES INC.

(Exact name of registrant as specified in its charter)

NEVADA	20-3629431
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3830 8th Street SW Calgary, AB Canada	T2T 3A9
(Address of principal executive offices)	(Zip Code)

(403) 630-3830

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $0.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes         No

State the issuer’s revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $618,000 as of January 9, 2008, based on a sales price of $0.30 per share of the Company’s common stock. The Company’s common stock is presently not quoted on any market or securities exchange. The sales price to the public is fixed at $0.30 per share until such time as the shares of our common stock are quoted on the National Association of Securities Dealers Over-the-Counter Bulletin Board.

As of January 9, 2008, we had 10,030,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

Transition Small Business Disclosure Format (Check One)

Yes	No

i

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Information concerning the interpretation of drill results and mineral resource estimates also may be deemed to be forward-looking statements, as such information constitutes a prediction of what mineralization might be found to be present if and when a project is actually developed. You are cautioned that any such forward-looking statements are not guarantees and may involve risks and uncertainties. Our actual results may differ materially from those in the forward-looking statements due to risks facing us or due to actual facts differing from the assumptions underlying our predictions. Some of these risks and assumptions include:

•

general economic and business conditions, including changes in interest rates, fluctuations in the prices for base metals, fluctuations in prices for securities in the resource sector, demand for base metals and other economic and business conditions;

•	natural phenomena or disasters that may affect completion of drill programs, exploration work, completion of feasibility studies or development, if warranted;
•	actions by government authorities, including changes in government regulation, permitting requirements or environmental legislation;
•	the Company’s ability to raise sufficient financing to complete its planned exploration work on its properties and to place its properties into development, if warranted;
•	future decisions by management in response to changing conditions, and
•	misjudgments, inaccurate assumptions or changes in conditions related to forward-looking statements.

Certain risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Form 10-KSB. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. The Company assumes no obligation to update its forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such statements. You should not place undue reliance on such forward-looking statements.

As used in this Annual Report, the terms “we”, “us”, “our”, “Plaza Resources” and the “Company” mean Plaza Resources Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars unless otherwise indicated.

ITEM 1.           DESCRIPTION OF BUSINESS

Overview

The Company was incorporated in the State of Nevada on October 6, 2005 with the intention of acquiring mineral exploration projects. Our principal offices are located at 3830 8th Street SW, Calgary, Alberta, Canada T2T 3A9. Our phone number is (403) 630-3830. Our fax number is (403) 229-3160.

Ruby Creek Claim

On February 15, 2006 we entered into a sale and acquisition agreement whereby we acquired a 100% interest in one unpatented mineral claim, representing 378.194 hectares, known as the Ruby Creek Claim. The Ruby Creek Claim is located east of Harrison Lake in the New Westminster Mining District, British Columbia, Canada. We purchased the Ruby Creek Claim from Nicholson and Associates Natural Resources Development Inc. (“Nicholson”) of Vancouver, British Columbia for $7,500, inclusive of the assessment costs, which sum consisted of geological report costs of $2,000, and a property purchase payment of $5,500.

In order to maintain the Ruby Creek Claim in good standing, we were required to make minimal expenditures on the claim or pay renewal fees to the B.C. Ministry of Energy and Mines. We maintained the Ruby Creek Claim through July 31, 2007. On July 31, 2007, we attempted to pay the renewal fees prior to the expiration on the B.C. Ministry of Energy and Mines - Mineral Titles Online system; however, due to technical problems the system was not available to process payments. Section 35(1) of the Mineral Tenure Act operates such that a mineral or placer claim forfeits automatically when exploration and development work or payment instead of work has not been registered by the end of the expiry date of the claim. We have been informed that this statutory provision is not set aside due to the unavailability of Mineral Titles Online system and our claims expired.

We were unable to reinstate our interests in the Ruby Creek Claim. We currently have no property interests. We are in the process of reviewing other business opportunities, including the acquisition of other exploration properties and business in other industries.

RISK FACTORS AND UNCERTAINTIES

An investment in our common stock involves a high degree of risk. Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

We currently have no business operations or assets. Consequently, our operations are subject to a variety of unknown risks related to acquisitions of assets or an operating business. Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

Risks Related to our Financial Condition and Business Model

Since we have not yet selected a target business with which to complete a business or asset acquisition, we are unable to currently ascertain the merits or risks of the business in which we may ultimately operate.

There is no current basis for our stockholders to evaluate the possible merits or risks of the target business or assets which we may ultimately acquire. To the extent we complete an acquisition of a financially unstable company or an entity or assets in its development stage, we may be affected by numerous risks inherent in the business operations of those entities or assets. Although our management will endeavor to evaluate the risks inherent in a target business or assets, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may issue shares of our capital stock or debt securities to complete an acquisition which would reduce the equity interest of our stockholders and could likely cause a change in control of our ownership.

We may issue a substantial number of additional shares of our common stock to complete a business or asset acquisition. The issuance of additional shares of our common stock:

•	may significantly reduce the equity interest of our officers and directors;
•

could likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating income and other resources after a business combination were insufficient to pay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Because of the significant competition for acquisition opportunities, we may not be able to consummate an attractive acquisition.

We expect to encounter intense competition from other entities having a business objective similar to ours, including leveraged buyout funds, hedge funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting acquisition opportunities directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do.

If we do not obtain additional financing, our business will fail.

As of September 30, 2007, we had cash in the amount of $1,468 and a working capital deficit of $8,392. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the acquisition of exploration stage mineral properties or another business opportunity. We will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our acquisition plans are successful, we will require additional funds. We plan to raise additional funds through private placements of our common stock to finance our working capital requirements, however we currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing is subject to a number of factors, including the market conditions business opportunities. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We may be unable to continue as a going concern.

As discussed by the auditors in Note 1 to the financial statements, we have not generated any revenue or profitable operations since inception and will need equity financing to begin realizing upon its business plan. We have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. We are in the process of seeking sufficient financing to implement our business strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent auditors have stated in their audit report that there is substantial doubt concerning our ability to continue as a going concern.

We have incurred a net loss of $100,392 for the period from October 6, 2005 (date of inception) to September 30, 2007, and have no revenues from operations. We estimate that we will be required to raise at least $100,000 in the next three months to satisfy our planned acquisition activities and for general working capital requirements for general administrative and other expenses. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our acquisitions. These factors raise substantial doubt that we will be able to continue as a going concern.

Risks Related to Mineral Exploration Business

We currently have no property interests. We are in the process of reviewing other business opportunities, including the acquisition of other mineral exploration properties. Should we decide to pursue the acquisition of mineral exploration properties we may be affected by numerous risks.

Because of the unique difficulties and uncertainties inherent in the mineral exploration business, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

ITEM 2.            DESCRIPTION OF PROPERTIES

We currently have no properties. We are actively reviewing natural resources properties in Canada, USA, South America and Africa. We are also exploring opportunities in other industries including the technology sector, biotechnology and communications. However, we have no current plans, arrangements or intentions to acquire any specific property or to pursue any potential business opportunity. We have no current plans, arrangements or intentions to enter into a joint venture with any specific party. However, we are always open to speak to third parties to explore business opportunities.

ITEM 3.            LEGAL PROCEEDINGS

Neither we nor any of our property are currently subject to any material legal proceedings or other regulatory proceedings.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our shareholders during the year ended September 30, 2007.

ITEM 5.            MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is presently not quoted on any market or securities exchange. The sales price to the public is fixed at $0.30 per share until such time as the shares of our common stock are quoted on the NASD Over-the-Counter Bulletin Board. Although we intend to apply for quotation of our common stock on the NASD Over-the-Counter Bulletin Board, public trading of our common stock may never materialize.

As of January 9, 2008, we had 10,030,000 shares of common stock issued and outstanding, held by 38 registered shareholders.

Dividends

We have not declared or paid any cash dividend on our common stock.

Recent Sales of Unregistered Securities

During the year ended September 30, 2007, we neither offered nor sold the any securities in unregistered transactions pursuant to exemptions under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Small Business Issuer and Affiliates

There were no purchases of our equity securities by us or any of our affiliates during the year ended September 30, 2007.

Equity Compensation Plan Information

We do not currently have any securities authorized for issuance under equity compensation plans.

ITEM 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Selected Financial Data

The selected financial information presented below as of and for the periods indicated is derived from our financial statements contained elsewhere in this report and should be read in conjunction with those financial statements.

INCOME STATEMENT DATA	Year Ended September 30, 2007	For the period from October 6, 2005 (Date of Inception) to September 30, 2006

Revenue	$0	$0
Operating Expenses	$57,740	$42,652
Net Income (Loss)	$(57,740)	$(42,652)
Income (Loss) per Common share*	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	10,030,000	6,709,000

* Basic and diluted.

BALANCE SHEET DATA	At September 30
	2007	2006

Working Capital (Deficiency)	$(8,392)	$41,848
Total Assets	$2,605	$42,048
Accumulated Deficits	$100,392	$42,652
Shareholders’ Equity (Deficit)	$(8,392)	$41,848

Historical results of operations for Plaza Resources Inc. may differ materially from future results.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report.

This discussion and analysis should be read in conjunction with the accompanying Financial Statements and related notes. The discussion and analysis of the financial condition and results of operations are based upon the financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis the company reviews its estimates and assumptions. The estimates were based on historical experience and other assumptions that the company believes to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but the company does not believe such differences will materially affect our financial position or results of operations. Critical accounting policies, the policies the company believes are most important to the presentation of its financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly.

Explanatory Note on Financial Statements

The audited financial statements included in this report have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.

Plan of Operation

Our current business plan is to acquire exploration stage resource properties or other projects our board of directors may determine are commercially viable. We currently have no property interests.

If we acquire exploration stage properties, we will have to engage qualified geologists to conduct the mineral exploration program under industry standards. We anticipate that they will be responsible for hiring personnel and for all appropriate worker-related costs and will bill us for their services. This work is applicable to assessment requirements for the claims.

We may also explore other business opportunities in other industries, including technology, biotechnology, communications and manufacturing, although we have no current plans to do so.

We are currently evaluating our options for acquiring exploration properties or other commercial opportunities, which will require us to raise additional capital beyond our working capital requirements. We are presently exploring opportunities to raise additional funding in the form of equity or debt. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund properties acquisitions or to pursue new business opportunities. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next 12 months:

(1)	$15,000 in connection with due diligence and examination of new properties and business opportunities depending on our ability to raise additional financing; and

(2)	$60,000 for operating and administrative expenses.

We do not have plans to purchase any significant equipment or change the number of our employees during the next 12 months. We may also pursue business opportunities in other industries or acquire other properties although we have no current plans or arrangements to do so.

Results of Operations for the Year Ended September 30, 2007

We did not earn any revenues from September 30, 2006 to September 30, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $57,740 for the period from September 30, 2006 to September 30, 2007. These operating expenses included: (a) professional fees in connection with our corporate organization of $36,006; (b) mineral property costs of $184; and (c) general and administrative costs of $21,550.

We incurred a loss in the amount of $57,740 for the period from September 30, 2006 to September 30, 2007. Our loss was attributable primarily to organizational costs, professional fees and administrative expenses.

Liquidity and Capital Resources

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and acquisition efforts. We anticipate that we will need to raise $100,000 in the next three months to fund our capital requirements through September 30, 2008. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at September 30, 2007, we had cash of $1,468, a working capital deficit of $8,392 and an accumulated deficit of $100,392.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

Off-Balance Sheet Arrangements

We had no off-balance sheet transactions.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this annual report on Form 10-KSB.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

Going concern

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements have been prepared assuming that we will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should we be unable to recover the value of our assets or satisfy our liabilities.

ITEM 7.            FINANCIAL STATEMENTS

Plaza Resources Inc.
(An Exploration Stage Company)
September 30, 2007

Index

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity (Deficit)	F-5

Notes to the Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders

Plaza Resources Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Plaza Resources Inc. (An Exploration Stage Company) as of September 30, 2007 and 2006, and the related statements of operations, cash flows and stockholders’ deficit for the year ended September 30, 2007 and the period from October 6, 2005 (Date of Inception) to September 30, 2006 and accumulated for the period from October 6, 2005 (Date of Inception) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plaza Resources Inc. (An Exploration Company) as of September 30, 2007 and 2006 and the results of its operations and its cash flows for the year ended September 30, 2007 and the period from October 6, 2005 (Date of Inception) to September 30, 2006 and accumulated for the period from October 6, 2005 (Date of Inception) to September 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada

December 21, 2007

Plaza Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	September 30 2007 $	September 30 2006 $

ASSETS
Current Assets
Cash	1,468	37,036
Prepaid expenses	1,125	5,000
Due from related party (Note 3 (b))	12	12

Total Assets	2,605	42,048

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable	8,497	—
Accrued liabilities (Note 5)	2,500	200

Total Liabilities	10,997	200

Contingencies (Note 1)
Stockholders’ (Deficit) Equity
Common Stock (Note 6) 7, 100,000,000 shares authorized, $0.001 par value
10,030,000 shares issued and outstanding	10,030	10,030
Additional Paid-in Capital	62,470	62,470
Donated Capital (Note 3(a))	19,500	12,000
Deficit Accumulated During the Exploration Stage	(100,392)	(42,652)

Total Stockholders’ (Deficit) Equity	(8,392)	41,848

Total Liabilities and Stockholders’ (Deficit) Equity	2,605	42,048

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

	Accumulated From October 6, 2005 (Date of Inception) to September 30, 2007 $	For the Year Ended September 30, 2007 $	From October 6, 2005 (Date of Inception) To September 30, 2006 $

Revenue	—	—	—

Expenses
General and administrative (Note 3)	36,749	21,550	15,199
Impairment of mineral property costs (Note 4)	7,500	—	7,500
Mineral property costs	184	184	—
Professional fees	55,959	36,006	19,953

Total Expenses	100,392	57,740	42,652

Net Loss	(100,392)	(57,740)	(42,652)

Net Loss Per Share — Basic and Diluted	—	(0.01)	(0.01)

Weighted Average Shares Outstanding	—	10,030,000	6,709,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

	Accumulated From October 6, 2005 (Date of Inception) to September 30, 2007 $	For the Year Ended September 30, 2007 $	From October 6, 2005 (Date of Inception) To September 30, 2006 $

Operating Activities
Net loss for the period	(100,392)	(57,740)	(42,652)
Adjustments to reconcile net loss to net cash used in
operating activities:
Donated services and expenses	19,500	7,500	12,000
Impairment of mineral property	7,500	—	7,500
Changes in operating assets and liabilities:
Prepaid expenses	(1,125)	3,875	(5,000)
Accounts payable	8,497	8,497	—
Accrued liabilities	2,500	2,300	200
Due from related party	(12)	—	(12)

Net Cash Used in Operating Activities	(63,532)	(35,568)	(27,964)

Investing Activities
Acquisition of mineral property	(7,500)	—	(7,500)

Net Cash Used in Investing Activities	(7,500)	—	(7,500)

Financing Activities
Proceeds from issuance of common stock	72,500	—	72,500

Net Cash Provided by Financing Activities	72,500	—	72,500

Increase (Decrease) In Cash	1,468	(35,568)	37,036
Cash - Beginning of Period	—	37,036	—

Cash - End of Period	1,468	1,468	37,036

Supplemental Disclosures
Interest paid	—	—	—
Income tax paid	—	—	—

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity

For the Period from October 6, 2005 (Date of Inception) to September 30, 2007

(Expressed in US dollars)

						Deficit
						Accumulated
			Additional	Common		During the
			Paid-In	Stock	Donated	Exploration
	Shares	Amount	Capital	Subscribed	Capital	Stage	Total
	#	$	$	$	$	$	$

Balance – October 6, 2005 (Date of Inception)	–	–	–	–	–	–	–

October 6, 2005 – for cash at $0.001 per share	5,000,000	5,000	–	–	–	–	5,000

May 31, 2006 – for cash at $0.012 per share	5,000,000	5,000	55,000	–	–	–	60,000

June 8, 2006 – for cash at $0.25 per share	30,000	30	7,470	–	–	–	7,500

Donated rent and services	–	–	–	–	12,000	–	12,000

Net loss	–	–	–	–	–	(42,652)	(42,652)

Balance – September 30, 2006	10,030,000	10,030	62,470	–	12,000	(42,652)	41,848

Donated rent and services	–	–	–	–	7,500	–	7,500

Net loss	–	–	–	–	–	(57,740)	(57,740)

Balance – September 30, 2007	10,030,000	10,030	62,470	–	19,500	(100,392)	(8,392)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Exploration Stage Company

The Company was incorporated in the State of Nevada on October 6, 2005. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting for Development Stage Enterprises”. The Company’s principal business is the acquisition and exploration of mineral resources (see Note 4). The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company has a working capital deficit of $8,392 and has accumulated losses of $100,392 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 12, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission to register 4,040,000 shares of common stock for sale by the existing shareholders of the Company at $0.30 per share. The Company will not receive any proceeds from the sale of common stock by the existing shareholders.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)	Use of Estimates

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

c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2007 and September 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)	Mineral Property Costs

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

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

g)	Long-Lived Assets

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

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

g)	Long-Lived Assets (continued)

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

h)	Financial Instruments

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

i)	Income Taxes

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

j)	Foreign Currency Translation

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

k)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company had not issued any stock options and had no unvested share based payments prior to March 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R.

l)	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

l)	Recently Issued Accounting Pronouncements (continued)

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

m)	Recently Adopted Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial statements.

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Principles (continued)

m)	Recently Adopted Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company’s future reported financial position or results of operations.

3.	Related Party Transactions

a)	During the year ended September 30, 2007, the Company recognized a total of $6,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $6,000) for donated rent at $500 per month provided by the President of the Company. The Company ceased to recognize donated rent starting January 1, 2007 and incurred an additional $6,000 of rent expense for the year ended September 30, 2007.

b)	At September 30, 2007, the Company is owed $12 by a Director of the Company, which is unsecured, non-interest bearing and has no repayment terms. During the year ended September 30, 2007, administrative fees and disbursements of $17,890 was made to a company controlled by a common director.

c)	During the year ended September 30, 2007, administrative fees and disbursements of $17,890 was made to a company controlled by a common director.

d)	On October 6, 2005, the Company issued 2,500,000 shares of common stock to the President of the Company and 2,500,000 shares of common stock to a Director of the Company in consideration for cash proceeds of $5,000.

4.	Mineral Properties

On February 15, 2006, the Company acquired a 100% interest in a mineral claim located in Harrison Lake, British Columbia, Canada, in consideration for $7,500, subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty. The Net Smelter Royalty can be reduced by 1.5% for $1,000,000 within 12 months from commencement of commercial production. Advance royalties of $25,000 shall be paid annually commencing 36 months from the date of the agreement. The cost of the mineral property of $7,500 was initially capitalized. During the year ended September 30, 2006, the Company recognized an impairment loss of $7,500, as it has not yet been determined whether there are proven or probable reserves on the property. On August 31, 2007, the Company allowed its interest in the mineral claim to lapse.

5.	Accrued Liabilities

Included in accrued liabilities is $2,500 of accrued office rent for the year ended September 30, 2007.

6.	Common Stock

a)	On October 6, 2005, the Company issued 2,500,000 shares of common stock at $0.001 per share to the President of the Company and 2,500,000 shares of common stock at $0.001 per share to a Director of the Company for cash proceeds of $5,000.

b)	On May 31, 2006, the Company issued 5,000,000 shares of common stock at $0.012 per share for cash proceeds of $60,000.

c)	On June 8, 2006, the Company issued 30,000 shares of common stock at $0.25 per share for cash proceeds of $7,500.

Plaza Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. dollars)

7.	Income Taxes

The Company has incurred total net operating losses of $73,400 since inception, which expire in 2026 to 2027.

The income tax benefit differs from the amount computed by applying the federal income tax rate of 35% to net loss before income taxes for the period ended September 30, 2007 as a result of the following:

	2007 $	2006 $
Income tax benefit computed at the statutory rate	20,210	14,930
Permanent differences	(2,605)	(4,200)
Mineral Property	—	(2,645)
Change in valuation allowance	(17,605)	(8,085)

Provision for income taxes	—	—

Significant components of the Company’s deferred tax assets and liabilities as at September 30, 2007, after applying enacted corporate income tax rates, are as follows:

	2007 $	2006 $
Deferred income tax assets
Net operating loss carried forward	25,690	8,085
Valuation allowance	(25,690)	(8,085)

Net deferred income tax asset	—	—

8.	Subsequent Events

Subsequent to year end, the Company received proceeds of $8,585 from the officers and directors of the Company, which is unsecured, non-interest bearing and due on demand.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A(T).            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls And Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective and that our disclosure controls and procedures were adequately designed and are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. In addition, our principal executive officer and principal financial officer have determined that the disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.            OTHER INFORMATION

Not applicable.

ITEM 9.            DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; SECTION 16(a) COMPLIANCE

The following table sets forth certain information with respect to our current directors, executive officers and key employees. The term for each director expires at our next annual meeting or until his or her successor is appointed. The ages of the directors, executive officers and key employees are shown as of September 30, 2007.

Name	Current Office	Principal Occupation	Director/Officer Since	Age
James McPherson	President	Principal of Caledonia Environmental	October 6, 2005	44
Gavin Roy	Secretary, Treasurer and Director	Principal of Magellan Management Company	October 6, 2005	42
Donald C. Cameron	Director	President of Campton Exploration	October 6, 2005	51

The following is a description of the business background of the directors and executive officers of Plaza Resources Inc.

James MacPherson

James MacPherson has been our president since our inception on October 6, 2005. Mr. MacPherson is a Professional Engineer with a degree from the University of Montana. Since 1994, he has worked primarily in the oil and gas industry. Mr. MacPherson became a manager of WasteCo Environmental Services Ltd. in February 1999, which provides waste management services to the oil and gas industry. In September, 2002, he left WasteCo Environmental and formed his own company, Caledonia Environmental, which has been involved in the design and development of large oil sands projects in north-eastern Alberta, Canada. Mr. MacPherson is also involved in several oil and gas exploration partnerships in the western sedimentary basin. Since joining us, Mr. MacPherson has devoted 2 to 4 hours per week dealing with our affairs.

Gavin Roy

Mr. Roy has extensive experience in the financial services business. Mr. Roy is currently the principal of Magellan Management Company, a venture capital firm in Vancouver, British Columbia. Prior to forming Magellan Management in 2005, Mr. Roy’s principal occupation during the past five years has been as an investment advisor with Canaccord Capital Corporation, Octagon Capital Corporation, and Global Securities Corporation. Mr. Roy has been a registrant in Canada with the British Columbia, Alberta, Saskatchewan and Ontario securities commissions. Mr. Roy is also a director of Chilco River Holdings, Inc. and a Vice President of Black Tusk Minerals Inc.

Donald C. Cameron

Donald C Cameron has been a director since our inception on October 6, 2005. Mr. Cameron holds a bachelors of arts degree from Queens University. Mr. Cameron spent 14 years of his career with Loblaws, Canada’s largest food distributor, as director of operations before joining Sobeys Inc., another leading Canadian food distributor, as senior vice president of development in April, 2000. Mr. Cameron was in the employ of Sobeys Inc., until December, 2002. In August of 2003, Mr. Cameron joined Yangarra Resources Ltd., a junior oil and gas exploration company, as vice president of business development. In April, 2005, he spent six months as chief executive officer of Sky Petroleum which is involved in offshore oil and gas drilling in the United Arab Emirates. Since joining us, Mr. Cameron has devoted 2 hours per week dealing with our affairs.

Significant Employees

There are no significant employees other than James McPherson, Gavin Roy and Donald C. Cameron.

Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board of Directors

We have no Audit, Compensation, Corporate Governance or Nominating Committee due to our small size.

Our board of directors is responsible for developing our approach to corporate governance issues.

Corporate Cease Trade Orders and Bankruptcies

Except as disclosed in this report, none of our directors or officers is, or has been within the ten years before the date of this report, a director or officer of any other company that, while such person was acting in that capacity, was the subject of a cease trade or similar order, or an order that denied the company access to any statutory exemptions under applicable securities legislation, for a period of more than 30 consecutive days, or was declared bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromise with creditors or had a receiver, receiver manager or trustee appointed to hold the assets of that company.

Penalties and Sanctions

None of our directors or officers has been subject to any penalties or sanctions imposed by a court relating to any securities legislation or by any securities regulatory authority or has entered into a settlement agreement with any securities regulatory authority or been subject to any other penalties or sanctions imposed by a court or regulatory body that would likely be considered important to a reasonable investor in making an investment decision.

Personal Bankruptcies

None of our directors or officers has, within the ten years before the date of this report, become bankrupt, made a proposal under any legislation relating to bankruptcy or insolvency or was subject to or instituted any proceedings, arrangements or compromises with creditors, or had a receiver, receiver manager or trustee appointed to hold the assets of the director or officer.

Conflicts of Interest

To our knowledge, and other than as disclosed in this report, there are no known existing or potential conflicts of interest among us, our promoters, directors and officers, or other members of management, or of any proposed director, officer or other member of management as a result of their outside business interests except that certain of the directors and officers serve as directors and officers of other companies, and therefore it is possible that a conflict may arise between their duties to us and their duties as a director or officer of such other companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us, all Section 16(a) filing requirements applicable to our directors, executive officers and holders of more than 10% of any class of our registered securities were timely complied with during the year ended September 30, 2007, except:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form5/# of transactions
James MacPherson	President	-	-	Late/1
Gavin Roy	Director; Secretary; Treasurer	-	-	Late/1
Donald C. Cameron	Director	-	-	Late/1
Dorothy Cameron	10% Shareholder	-	-	Late/1
Michelle MacPherson	10% Shareholder	-	-	Late/1
Stewart MacPherson	10% Shareholder	-	-	Late/1
Christine MacPherson	10% Shareholder	-	-	Late/1

ITEM 10.            EXECUTIVE COMPENSATION

Summary Compensation Table

A summary of cash and other compensation paid to our President and other executives for the year ending September 30, 2007 and from October 6, 2005 (date of inception) to September 30, 2006 is as follows:

Name and Principal Position	Year Ending Sept. 30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Comp.	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
James MacPherson President	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Gavin Roy Secretary; Treasurer; Director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -
Donald C. Cameron Director	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

Director Compensation

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to an officer in the event that we decide to proceed with additional exploration programs beyond the initial stage two-phase program.

We do not pay to our directors any compensation for serving on our board of directors.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None

Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions

None.

ITEM 11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information as of January 9, 2008 regarding the ownership of our common stock by:

•	each person who is known by us to own more than 5% of our shares of common stock; and
•	each named executive officer, each director and all of our directors and executive officers as a group.

The number of shares beneficially owned and the percentage of shares beneficially owned are based on 10,030,000 shares of common stock outstanding as of January 9, 2008.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. Shares subject to options that are exercisable within 60 days following January 9, 2008 are deemed to be outstanding and beneficially owned by the optionee for the purpose of computing share and percentage ownership of that optionee but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Officers, Directors and Principal Stockholders

Name and Address of Beneficial Owner

Name/Position	Address	Number of Shares(1)		Percentage of Issued and Outstanding(1)
Officers and Directors

James MacPherson	18 Aspen Ridge Cresent S.W.	1,980,000	(2)	19.74%
President	Calgary, Alberta T3H 5J8

Donald C Cameron	3830 8 Street S.W.	3,490,000	(3)	34.80%
Director	Calgary, Alberta T2T 3A9

Gavin Roy	7425 Arbutus Street	2,500,000		24.93%
Secretary, Treasurer and Director	Vancouver, B.C. V6P 5T2

5% Shareholders

Dorothy Cameron	3830 8 Street S.W. Calgary, Alberta T2T 3A9	3,490,000	(3)	34.80%

Michelle MacPherson	18 Aspen Ridge Cresent S.W. Calgary, Alberta T3H 5J8	1,980,000	(2)	19.74%

Stewart MacPherson	105 Royal Oak Court N.W. Calgary, Alberta T3G 5V4	1,530,000	(4)	15.25%

Christine MacPherson	105 Royal Oak Court N.W. Calgary, Alberta T3G 5V4	1,530,000	(4)	15.25%

Officers and Directors as a Group (3 persons)		7,970,000		79.46%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in this table have sole voting and sole investment control with respect to all shares beneficially owned.

(2)

Includes 990,000 common shares held directly by James MacPherson and 990,000 common shares held directly by Michelle MacPherson, James MacPherson’s spouse. James and Michelle MacPherson are deemed to have beneficially owned 1,980,000 common shares.

(3)

Includes 2,500,000 common shares held directly by Donald Cameron and 990,000 common shares held directly by Dorothy Cameron, Donald Cameron’s spouse. Donald and Dorothy MacPherson are deemed to have beneficially owned 3,490,000 common shares.

(4)

Includes 990,000 common shares held directly by Stewart MacPherson and 540,000 common shares held directly by Christine MacPherson, Stewart MacPherson’s spouse. Stewart and Christine MacPherson are deemed to have beneficially owned 1,530,000 common shares.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Equity Compensation Plan Information

Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	n/a	n/a	n/a
Equity compensation plans not approved by security holder	n/a	n/a	n/a

ITEM 12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

-	any of our directors or officers;
-	any person proposed as a nominee for election as a director;
-	any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding share of common stock;
-	any of our promoters;
-	any relative or spouse of any of the foregoing persons who has the same home address as such person.

During the year ended September 30, 2007, the Company recognized a total of $6,000 (2006 - $6,000) for donated services at $500 per month and $1,500 (2006 - $6,000) for donated rent at $500 per month provided by the President of the Company. The Company ceased to recognize donated rent starting January 1, 2007 and incurred an additional $6,000 of rent expense for the year ended September 30, 2007.

At September 30, 2007, the Company is owed $12 by a Director of the Company, which is unsecured, non-interest bearing and has no repayment terms.

During the year ended September 30, 2007, administrative fees and disbursements of $17,890 was made to a company controlled by a common director.

James MacPherson has been our President since October 6, 2005. On October 6, 2005, he acquired 990,000 shares of our common stock at a price of $0.012 per share. On May 31, 2006, Michelle MacPherson (James MacPherson’s spouse) acquired 990,000 shares of our common stock at a price of $0.012 per share. Together James and Michelle MacPherson beneficially own 19.74% of our issued common stock as of January 9, 2008.

Donald C. Cameron has been a Director since October 6, 2005. On October 6, 2005, he acquired 2,500,000 shares of our common stock at a price of $0.001 per share. On May 31, 2006, Dorothy Cameron (Donald Cameron’s spouse) acquired 990,000 shares of our common stock at a price of $0.012 per share. Together Donald and Dorothy Cameron beneficially own 34.80% of our issued common stock as of January 9, 2008.

Gavin Roy has been the Secretary, Treasurer and a Director since October 6, 2005. On October 6, 2005, he acquired 2,500,000 shares of our common stock at a price of $0.001 per share. Gavin Roy beneficially owns 24.93% of our issued common stock as of January 9, 2008.

Other than the purchase of their common shares, none of James MacPherson, Donald C. Cameron or Gavin Roy has entered into any agreement with us in which any of them is to receive from us or provide to us anything of value.

ITEM 13.            EXHIBITS

Exhibits

3.1(1)	Articles of Incorporation
3.2(1)	Bylaws
10.1(1)	Property Acquisition Agreement, dated February 15, 2006, between Plaza Resources Inc. and George E. Nicholson
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

_________________

(1)	Previously filed on Form SB-2 dated December 15, 2006

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements for the period from September 30, 2006 to September 30, 2007 and from October 6, 2005 (date of inception) to September 30, 2006 and reviews of the consolidated financial statements included in the Company’s Forms 10-QSB for the periods from September 30, 2006 to September 30, 2007 and from October 6, 2005 (date of inception) to September 30, 2006, were $8,000 and $5,000, respectively.

Audit-Related Fees

The aggregate fees billed by the Company’s auditors for any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the periods from September 30, 2006 to September 30, 2007 and from October 6, 2005 (date of inception) to September 30, 2006, were nil and nil, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning for the periods from September 30, 2006 to September 30, 2007 and from October 6, 2005 (date of inception) to September 30, 2006, were nil and nil, respectively.

All Other Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, for the periods from September 30, 2006 to September 30, 2007 and from October 6, 2005 (date of inception) to September 30, 2006, were $5,705 and nil, respectively.

SIGNATURES

Date: January 14, 2008	PLAZA RESOURCES INC. By: /s/ James MacPherson James MacPherson President (Principal Executive Officer)

Date: January 14, 2008	By: /s/ Gavin Roy Gavin Roy Secretary and Treasurer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: January 14, 2008	/s/ Gavin Roy Gavin Roy, Secretary, Treasurer and Director

Date: January 14, 2008	/s/ Donald C. Cameron Donald C. Cameron, Director