Form 10QSB
period 2007-12-31
Plaza Resources Inc.
filed 2008-08-06
CIK 1350599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 000-52516

PLAZA RESOURCES INC.

(Exact Name of Registrant as Specified in its Charter)

NEVADA	20-3629431
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3830 8th Street SW
Calgary, Alberta, Canada	T2T 3A9
(Address of Principal Executive Offices)	(Zip Code)

(403) 630-3830

(Registrant’s Telephone Number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes     No

Number of shares of issuer’s common stock outstanding as of July 8, 2008:  10,030,000

Transitional Small Business format (check one):  Yes    No

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Plaza” mean Plaza Resources Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Plaza Resources Inc.

(An Exploration Stage Company)

December 31, 2007

Index

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to the Financial Statements	4

Plaza Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	December 31, 2007 $	September 30, 2007 $
	(Unaudited)

ASSETS

Current Assets

Cash	1,450	1,468
Prepaid Expenses	–	1,125
Due from related party (Note 3(b))	–	12

Total Assets	1,450	2,605

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	1,464	8,497
Accrued liabilities (Note 5)	8,700	2,500
Due to related party (Note 3(b) and (c))	8,698	–

Total Liabilities	18,862	10,997

Contingencies (Note 1)

Stockholders’ (Deficit) Equity

Common Stock, 100,000,000 shares authorized, $0.001 par value 10,030,000 shares issued and outstanding	10,030	10,030

Additional Paid-in Capital	62,470	62,470

Donated Capital (Note 3(a))	21,000	19,500

Deficit Accumulated During the Exploration Stage	(110,912)	(100,392)

Total Stockholders’ (Deficit) Equity	(17,412)	(8,392)

Total Liabilities and Stockholders’ (Deficit) Equity	1,450	2,605

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

General and administrative (Note 3)	40,989	4,240	6,355
Impairment of mineral property costs (Note 4)	7,500	–	–
Mineral property costs	184	–	–
Professional fees	62,239	6,280	11,497

Total Expenses	(110,912)	(10,520)	(17,852)

Net Loss	(110,912)	(10,520)	(17,852)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding		10,030,000	10,030,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception) to December 31,	For the Three Months Ended December 31,	For the Three Months Ended December 31,
	2007	2007	2006
	$	$	$

Operating Activities

Net loss for the period	(110,912)	(10,520)	(17,852)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and expenses	21,000	1,500	3,000
Impairment of mineral property	7,500	–	–

Changes in operating assets and liabilities:

Prepaid expenses	–	1,125	3,000
Accounts payable	1,464	(7,033)	772
Accrued liabilities	8,700	6,200	(143)
Due from related parties	(12)	–	–

Net Cash Used in Operating Activities	(72,260)	(8,728)	(11,223)

Investing Activities

Acquisition of mineral property	(7,500)	–	–

Net Cash Used in Investing Activities	(7,500)	–	–

Financing Activities

Proceeds from issuance of common stock	72,500	–	–
Advances from related parties	8,710	8,710	–

Net Cash Provided by Financing Activities	81,210	8,710	–

Increase (Decrease) In Cash	1,450	(18)	(11,223)

Cash - Beginning of Period	–	1,468	37,036

Cash - End of Period	1,450	1,450	25,813

Supplemental Disclosures
Interest Paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

(Expressed in US dollars)

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, the Company has a working capital deficit of $17,412 and has accumulated losses of $110,912 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On March 12, 2007, the Company filed an amended SB-2 Registration Statement with the United States Securities and Exchange Commission to register 4,040,000 shares of common stock for sale by certain existing shareholders of the Company. The Company will not receive any proceeds from the sale of common stock by the existing shareholders.

2.	Summary of Significant Accounting Policies
a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is September 30.

b)	Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended September 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed on January 14, 2008 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at December 31, 2007 and September, 2007, and the results of its operations and cash flows for the three months ended December 31, 2007 and 2006. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

(Expressed in US dollars)

(unaudited)

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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At December 31, 2007, there are no dilutive potential common shares.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2007 and December 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

(Expressed in US dollars)

(unaudited)

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

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

(Expressed in US dollars)

(unaudited)

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

m)	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

(Expressed in US dollars)

(unaudited)

Recently Adopted Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

3.	Related Party Transactions
a)	During the three month period ended December 31, 2007, the Company recognized a total of $1,500 (2006 - $1,500) for donated services at $500 per month.
b)

At December 31, 2007, the Company owes $2,113 to the director of the Company (September 30, 2007 - $12 owed by the director of the Company), which is unsecured, non-interest bearing and has no repayment terms.

c)	At December 31, 2007, the Company owes $6,585 (September 30, 2007 – NIL) to two shareholders of the Company, which is unsecured, non-interest bearing and has no repayment terms.

4.	Mineral Properties

On February 15, 2006, the Company acquired a 100% interest in a mineral claim located in Harrison Lake, British Columbia, Canada, in consideration for $7,500, subject to a 2.5% Net Smelter Royalty and a 7.5% Gross Rock Royalty. The Net Smelter Royalty can be reduced by 1.5% for $1,000,000 within 12 months from commencement of commercial production. Advance royalties of $25,000 shall be paid annually commencing 36 months from the date of the agreement. The cost of the mineral property of $7,500 was initially capitalized. During the year ended September 30, 2006, the Company recognized an impairment loss of $7,500, as it has not

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

December 31, 2007

(Expressed in US dollars)

(unaudited)

yet been determined whether there are proven or probable reserves on the property. On July 31, 2007, the Company allowed its interest in the mineral claim to lapse.

5.	Accrued Liabilities

At December 31, 2007, accrued liabilities of $8,700 (2006 - $57) consists of professional fees. At September 30, 2007, accrued liabilities consist of accrued office rent.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements”. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

We were incorporated on October 6, 2005 under the laws of the State of Nevada with the intention of acquiring mineral exploration projects. Our principal office is located at 3830 8th Street SW, Calgary, Alberta, Canada T2T 3A9. Our phone number is (403) 630-3830. Our facsimile number is (403) 229-3160.

PLAN OF OPERATION

The following discussion and analysis explains the major factors affecting our financial condition. We are a start-up exploration-stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

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

We do not have any plans to purchase any significant equipment or change the number of our employees during the next 12 months. We may also pursue business opportunities in other industries or acquire other properties although we have no current plans or arrangements to do so.

RESULTS OF OPERATIONS

We did not earn any revenues during the three months ended December 31, 2007. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral properties we may acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will acquire exploration stage resource properties, that we will discover commercially exploitable levels of mineral resources on such properties as we may acquire, or if such resources are discovered, that we will enter into commercial production of such mineral properties.

We incurred operating expenses in the amount of $10,520 for the three months ended December 31, 2007, which included general and administrative expenses of $4,240 and professional fees of $6,280. We incurred operating expenses in the amount of $17,852 for the same period ending December 31, 2006, which included $6,355 in general and administrative expenses and $11,497 in professional fees. The difference was primarily due to a decrease in professional fees between 2006 and 2007.

We incurred a net loss in the amount of $10,520 for the three months ended December 31, 2007. We incurred a net loss in the amount of $17,852 for the same period ending December 31, 2006. Our losses were attributable to general and administrative expenses and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

There is limited financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate by the sale of equity shares. We will need to raise additional capital to fund normal operating costs and acquisition efforts. If we are note able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. Our recurring losses and negative cash flow from operations raise substantial doubt about our ability to continue as a going concern.

As at December 31, 2007, we had current assets of $1,450 and current liabilities of $18,862, resulting in a working capital deficit of $17,412. As at September 30, 2007, we had current assets of $2,605 and current liabilities of $10,997, resulting in a working capital deficit of $8,392. The decrease in our working capital during this period is primarily a result of increases in accrued liabilities and amounts due to related parties. Due to our working capital deficit and lack of operating revenue, we anticipate we will require additional financing to be able to continue as a going concern. We do not currently have any commitments for financing and we cannot assure you we will raise additional capital on acceptable terms, if at all.

For the three months ended December 31, 2007, our net cash used in operating activities was $8,728, our net cash used in investing activities was $NIL, our net cash provided by financing activities was $8,710, and we had cash of $1,450 at the end of the period. For the three months ended December 31, 2006, our net cash used in operating activities was $11,223, our net cash used in investing activities was $NIL, our net cash provided by financing activities was $NIL, and we had cash of $25,813 at the end of the period.

We have an accumulated deficit of $110,912.

We have not declared or paid dividends on our shares since incorporation and do not anticipate doing so in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to the audited financial statements included in this Quarterly Report.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year consolidated financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s consolidated financial statements.

RISKS AND UNCERTAINTIES

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

As of December 31, 2007, we had cash in the amount of $1,450 and a working capital deficit of $17,412. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the acquisition of exploration stage mineral properties or another business opportunity. We will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our acquisition plans are successful, we will require additional funds. We plan to raise additional funds through private placements of our common stock to finance our working capital requirements, however we currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing is subject to a number of factors, including the market conditions business opportunities. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We may be unable to continue as a going concern.

As discussed in Note 1 to the financial statements, we have not generated any revenue or profitable operations since inception and will need equity financing to begin realizing upon its business plan. We have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern. We are in the process of seeking sufficient financing to implement our business strategy. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our independent auditors have stated in previous audit reports that there is substantial doubt concerning our ability to continue as a going concern.

We have incurred a net loss of $110,912 for the period from October 6, 2005 (date of inception) to December 31, 2007, and have no revenues from operations. We estimate that we will be required to raise at least $100,000 in the next three months to satisfy our planned acquisition activities and for general working capital requirements for general administrative and other expenses. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our acquisitions. These factors raise substantial doubt that we will be able to continue as a going concern.

RISKS RELATED TO THE MINERAL EXPLORATION BUSINESS

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

ITEM 3.	CONTROLS AND PROCEDURES.

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-QSB for the quarter ended December 31, 2007, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and

Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management has determined that the Company’s lack of capital adversely affected its ability to gather material information for its SEC reports and to prepare financial statements in a timely manner. Management determined that the Company’s disclosure controls and procedures were not adequately designed and were not effective because the Company was unable to timely meet its SEC filing requirements, including this Quarterly Report. Management intends to address the Company’s working capital deficit through capital raising efforts and intends to implement a plan to improve its administrative efficiency and timely preparation of SEC reports in order to maintain a timely SEC filing schedule.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) or 15(d)-15(f)) that occurred during the Company’s the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
31.1	Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on December 15, 2006, as amended.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAZA RESOURCES INC.

By:	/s/ James MacPherson
James MacPherson
President
(Principal Executive Officer)

Date:	July 31, 2008

By:	/s/ Gavin Roy
Gavin Roy
Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date:	July 31, 2008