Form 10QSB
period 2008-03-31
Plaza Resources Inc.
filed 2008-08-06
CIK 1350599

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending September 30, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", “the Company” and “Plaza” mean Plaza Resources Inc., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

Plaza Resources Inc.

(An Exploration Stage Company)

March 31, 2008

Index

Balance Sheets	1

Statements of Operations	2

Statements of Cash Flows	3

Notes to the Financial Statements	4

Plaza Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in US dollars)

	March 31, 2008 $	September 30, 2007 $
	(Unaudited)

ASSETS

Current Assets

Cash	1,375	1,468
Prepaid Expenses	–	1,125
Due from related party (Note 3)	–	12

Total Assets	1,375	2,605

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	19,994	8,497
Accrued liabilities (Note 4)	8,738	2,500
Due to related party (Note 3)	8,698	–

Total Liabilities	37,430	10,997

Contingencies (Note 1)

Stockholders’ Deficit

Common Stock, 100,000,000 shares authorized, $0.001 par value 10,030,000 shares issued and outstanding	10,030	10,030

Additional Paid-in Capital	62,470	62,470

Donated Capital (Note 3(a))	22,500	19,500

Deficit Accumulated During the Exploration Stage	(131,055)	(100,392)

Total Stockholders’ Deficit	(36,055)	(8,392)

Total Liabilities and Stockholders’ Deficit	1,375	2,605

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in US dollars)

(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception)	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	to March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

General and administrative (Note 3)	44,932	3,943	5,820	8,183	12,175
Impairment of mineral property costs	7,500	–	–	–	–
Mineral property costs	184	–	–	–	–
Professional fees	78,439	16,200	9,598	22,480	21,095

Total Expenses	(131,055)	(20,143)	(15,418)	(30,663)	(33,270)

Net Loss	(131,055)	(20,143)	(15,418)	(30,663)	(33,270)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding		10,030,000	10,030,000	10,030,000	10,030,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US dollars)

(Unaudited)

	Accumulated From October 6, 2005 (Date of Inception) to March 31,	For the Six Months Ended March 31,	For the Six Months Ended March 31,
	2008	2008	2007
	$	$	$

Operating Activities

Net loss for the period	(131,055)	(30,663)	(33,270)

Adjustments to reconcile net loss to net cash used in operating activities:

Donated services and expenses	22,500	3,000	4,500
Impairment of mineral property	7,500	–	–

Changes in operating assets and liabilities:

Prepaid expenses	–	1,125	4,500
Accounts payable	19,994	11,497	3,432
Accrued liabilities	8,738	6,238	1,139
Due from related parties	–	12	–

Net Cash Used in Operating Activities	(72,323)	(8,791)	(19,699)

Investing Activities

Acquisition of mineral property	(7,500)	–	–

Net Cash Used in Investing Activities	(7,500)	–	–

Financing Activities

Proceeds from issuance of common stock	72,500	–	–
Advances from related parties	8,698	8,698	–

Net Cash Provided by Financing Activities	81,198	8,698	–

Increase (Decrease) In Cash	1,375	(93)	(19,699)

Cash - Beginning of Period	–	1,468	37,036

Cash - End of Period	1,375	1,375	17,337

Supplemental Disclosures
Interest Paid	–	–	–
Income taxes paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2008

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital deficit of $36,055 and has accumulated losses of $131,055 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at March 31, 2008 and September, 2007, and the results of its operations and cash flows for the six months ended March 31, 2008 and 2007. The results of operations for the six months ended March 31, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year.

c)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2008

(Expressed in US dollars)

(unaudited)

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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At March 31, 2008, there are no dilutive potential common shares.

e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2008 and 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

March 31, 2008

(Expressed in US dollars)

(unaudited)

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

To date, the Company has not established any proven or probable reserves on its mineral properties.

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

The fair value of financial instruments, which include cash, due from a related party, accounts payable, accrued liabilities and due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Plaza Resources Inc.

(An Exploration Stage Company)

Notes to the Financial Statements

March 31, 2008

(Expressed in US dollars)

(unaudited)

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

m)	Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

March 31, 2008

(Expressed in US dollars)

(unaudited)

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's reported financial position or results of operations.

3.	Related Party Transactions
a)	During the six month period ended March 31, 2008, the Company recognized a total of $3,000 (2007 - $3,000) for donated services and rent at $500 per month.
b)

At March 31, 2008, the Company owes $2,113 to the director of the Company (September 30, 2007 - $12 owed by the director of the Company), which is unsecured, non-interest bearing and has no repayment terms.

c)	At March 31, 2008, the Company owes $6,585 (September 30, 2007 – $NIL) to two shareholders of the Company, which is unsecured, non-interest bearing and has no repayment terms.

4.	Accrued Liabilities

At March 31, 2008, accrued liabilities of $8,738 (2007 - $2,500) consists of professional fees. At September 30, 2007, accrued liabilities consists of accrued office rent.

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

RESULTS OF OPERATIONS

We did not earn any revenues during the three and six months ended March 31, 2008. We do not anticipate earning revenues until such time as we have entered into commercial production of any mineral properties we may acquire. We are presently in the exploration stage of our business and we can provide no assurance that we will acquire exploration stage resource properties, that we will discover commercially exploitable levels of mineral resources on such properties as we may acquire, or if such resources are discovered, that we will enter into commercial production of such mineral properties.

We incurred operating expenses in the amount of $20,143 for the three months ended March 31, 2008, which included general and administrative expenses of $3,943 and professional fees of $16,200. We incurred operating expenses in the amount of $15,418 for the same period ending March 31, 2007. The difference was primarily due to an increase in professional fees between 2007 and 2008.

We incurred operating expenses in the amount of $30,663 for the six months ended March 31, 2008, which included general and administrative expenses of $8,183 and professional fees of $22,480. We incurred operating expenses in the amount of $33,270 for the same period ending March 31, 2007. The difference was primarily due to a decrease in general and administrative costs between 2007 and 2008.

We incurred a net loss in the amount of $20,143 for the three months ended March 31, 2008, and a net loss in the amount of $30,663 for the six months ended March 31, 2008. We incurred net losses of $15,418 and $33,270 for the same periods, respectfully, ending March 31, 2007. Our losses were attributable to general and administrative expenses and professional fees.

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

As at March 31, 2008, we had current assets of $1,375 and current liabilities of $37,430, resulting in a working capital deficit of $36,055. As at September 30, 2007, we had current assets of $2,605 and current liabilities of $10,997, resulting in a working capital deficit of $8,392. The decrease in our working capital during this period is primarily a result of increases in accounts payable, accrued liabilities, and amounts due to related parties. Due to our working capital deficit and lack of operating revenue, we anticipate we will require additional financing to be able to continue as a going concern. We do not currently have any commitments for financing and we cannot assure you we will raise additional capital on acceptable terms, if at all.

For the six months ended March 31, 2008, our net cash used in operating activities was $8,791, our net cash used in investing activities was $NIL, our net cash provided by financing activities was $8,698, and we had cash of $1,375 at the end of the period. For the six months ended March 31, 2007, our net cash used in operating activities was $19,699, our net cash used in investing activities was $NIL, our net cash provided by financing activities was $NIL, and we had cash of $17,337 at the end of the period.

We have an accumulated deficit of $131,055.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

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

As of March 31, 2008, we had cash in the amount of $1,375 and a working capital deficit of $36,055. We currently do not have any operations and we have no revenue from operations. Our business plan calls for expenses in connection with the acquisition of exploration stage mineral properties or another business opportunity. We will require additional financing to provide funds for anticipated operating overhead, professional fees and regulatory filing fees. We will need to obtain additional financing to complete our planned programs and to sustain our business operations. If our acquisition plans are successful, we will require additional funds. We plan to raise additional funds through private placements of our common stock to finance our working capital requirements, however we currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing is subject to a number of factors, including the market conditions business opportunities. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

We have incurred a net loss of $131,055 for the period from October 6, 2005 (date of inception) to March 31, 2008, and have no revenues from operations. We estimate that we will be required to raise at least $100,000 in the next three months to satisfy our planned acquisition activities and for general working capital requirements for general administrative and other expenses. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our acquisitions. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Disclosure Control and Procedure

At the end of the period covered by this report on Form 10-QSB for the quarter ended March 31, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and the CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

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